Form 10-Q
period 1997-01-31
MERRILL LYNCH INSTITUTIONAL INTERMEDIATE FUND
filed 1997-03-26
CIK 801421

================================================================================

Dear Shareholder:

     As announced in our annual prospectus mailing to shareholders, Merrill Lynch Institutional Intermediate Fund is now known as Merrill Lynch Intermediate Government Bond Fund (effective February 18, 1997). The change in the Fund's name also connotes a change in its investment objectives and policies. The Fund now invests in intermediate-term debt securities issued or guaranteed by the US Government with a maximum maturity of up to 15 years (under normal market conditions, the Fund will maintain a dollar-weighted average maturity of six years to eight years). In addition, the Fund offers four classes of shares, each with a different combination of sales charges, ongoing fees and other features. The Merrill Lynch Select Pricing(SM) System permits an investor to choose the method of purchasing shares that the investor believes is most beneficial given the amount of the purchase, the length of time the investor expects to hold the shares and other relevant circumstances. The Fund's shareholders as of February 18, 1997 became holders of Class D Shares.

Performance Results

     For the quarter ended January 31, 1997, the Fund's total investment return was +0.99%, based on a change in per share net asset value from $9.68 to $9.63, and assuming reinvestment of $0.146 per share income dividends. Based on the month-end per share net asset value of $9.63 for the same period, these dividends represented a net annualized yield of 5.87%.

     For the one-year period ended December 31, 1996, the Fund's average annual total return was +3.54%. For the five-year and ten-year periods ended December 31, 1996, the Fund's average annual total returns were +5.30% and +6.89%, respectively. The Fund's standardized 30-day yield as of January 31, 1997 was 5.10%.

Economic Environment & Investment Review

     The Federal Reserve Board's decision in late September 1996 not to tighten interest rates was interpreted by investors as a sign that the economy was slowing down enough on its own in the third quarter so that inflation would not be a problem. Interest rates began to drop as the third quarter data were released, with gross domestic product growth measured at 2.1% for the period, compared with 4.7% for the second quarter of 1996. The ten-year Treasury note interest rate dropped from 6.64% at the beginning of October to 6.04% by the end of November. This move was encouraged by continued low inflation numbers. However, Federal Reserve Board Chairman Alan Greenspan touched a nerve on December 5, 1996 when he suggested that there was an "irrational exuberance" in US financial markets. This comment sent a shudder through the investment system because of its implication that the levels of both stock and bond prices were not consistent with the basic economic data. Within two weeks after his remarks, the stock market dropped over 200 points, and there was a corresponding increase of 60 basis points (0.60%) in the ten-year Treasury bond.

     Prices remained weak through most of January, although there was no additional evidence to support Chairman Greenspan's concern. The core rate of the consumer price index rose only 0.1% in both December and January, confirming the fact that inflation remains contained. There were no major price

================================================================================

increases during the quarter ended January 31, 1997, which resulted in the interest rate on the ten-year Treasury bond improving 40 basis points since the last week of January.

     We took the opportunity to reduce the average duration of the Fund from
2.46 years to 2.14 years during the January quarter. We accomplished this through the sale of longer-term issues and reinvesting assets in shorter-term maturities. Cash remained at under 5% of the portfolio's net assets at January 31, 1997.

In Conclusion

     We thank you for your continued investment in Merrill Lynch Intermediate Government Bond Fund, and we look forward to discussing our outlook and strategy in our upcoming semi-annual report to shareholders.

Sincerely,

/s/ Robert W. Crook                    /s/ Jay C. Harbeck
    Robert W. Crook                        Jay C. Harbeck
    President and Trustee                  Vice President and Portfolio Manager
                                           March 10, 1997

================================================================================
As of December 31, 1996, N. John Hewitt retired as Senior Vice President of the Fund. His colleagues at Merrill Lynch Asset Management, L.P. join the Fund's Board of Directors in wishing Mr. Hewitt well in his retirement.
================================================================================

================================================================================
Merrill Lynch Intermediate Government Bond Fund
Proxy Results
================================================================================
During the six-month period ended January 31, 1997, Merrill Lynch Institutional Intermediate Fund shareholders voted on the following proposals. The proposals were approved at a shareholders' meeting on January 27, 1997. The description of each proposal and number of shares voted are as follows:

--------------------------------------------------------------------------------
                                                  Shares      Shares Voted
                                                   Voted         Without
                                                    For         Authority
--------------------------------------------------------------------------------
1. To elect the Fund's   A. Bruce Brackenridge    4,613,747     438,466
   Board of Directors:   Charles C. Cabot         4,613,747     438,466
                         Robert W. Crook          4,613,747     438,466
                         James T. Flynn           4,613,747     438,466
                         Terry K. Glenn           4,613,747     438,466
                         George W. Holbrook Jr.   4,613,747     438,466
                         W. Carl Kester           4,613,747     438,466


                                        Shares       Shares     Shares
                                        Voted        Voted       Voted
                                         For         Against    Abstain
--------------------------------------------------------------------------------

2. To consider and act upon a
   proposal to approve a change
   in the Fund's investment
   objective and to change the
   name of the Fund to "Merrill
   Lynch Intermediate Government
   Bond Fund".                          3,342,198   1,376,977    333,039
--------------------------------------------------------------------------------
3. To consider and act upon a
   proposal to amend the
   investment restrictions of
   the Fund.                            3,154,657   1,121,585    775,971
--------------------------------------------------------------------------------
4. To consider and act upon a
   proposal to amend the
   Declaration of Trust of the
   Fund in connection with the
   implementation of the Merrill
   Lynch Select Pricing(SM) System
   (the 'Select Pricing
   System'), a multiclass
   distribution system for the
   offer and sale of shares of
   the Fund.                            3,424,846   1,199,036    428,331
--------------------------------------------------------------------------------
5. To consider and act upon a
   proposal to ratify the
   selection of Deloitte &
   Touche LLP as the independent
   auditors of the Fund to serve
   for the current fiscal year.         4,260,310     461,784    330,119
--------------------------------------------------------------------------------

================================================================================
Merrill Lynch Intermediate Government Bond Fund
Schedule of Investments
As of January 31, 1997
================================================================================
                               Face    Interest   Maturity
Issue                         Amount     Rate       Date          Value
================================================================================
                    US Government & Agency Obligations--91.2%
--------------------------------------------------------------------------------
US Treasury Notes         $ 9,500,000    8.125%    2/15/98     $ 9,727,145
                            1,000,000    7.875     4/15/98       1,024,220
                            1,000,000    8.875     2/15/99       1,055,310
                            1,000,000    6.875     7/31/99       1,019,370
                            4,000,000    7.125     2/29/00       4,111,880
                            2,000,000    6.75      4/30/00       2,035,320
                            1,000,000    6.25      8/31/00       1,002,500
                            4,000,000    6.375     3/31/01       4,020,000
                            6,000,000    6.25      4/30/01       6,001,860
                            1,000,000    6.625     7/31/01       1,014,220
                            1,000,000    6.125    12/31/01         993,910
--------------------------------------------------------------------------------
Federal National
  Mortgage Association      4,000,000    7.00      8/11/99       4,019,360
--------------------------------------------------------------------------------
Student Loan Marketing
  Association               5,000,000    7.50      3/08/00       5,173,450
--------------------------------------------------------------------------------
Total US Government &
  Agency Obligations
  (Cost--$41,592,318)  ........................................ 41,198,545
--------------------------------------------------------------------------------
                              Short-Term Securities
--------------------------------------------------------------------------------
Face Amount         US Government Agency Obligations*--6.9%
--------------------------------------------------------------------------------
$3,095,000   Federal Home Loan Banks, 5.35% due 2/03/1997        3,095,000
--------------------------------------------------------------------------------
Total Short-Term Securities (Cost--$3,095,000).................  3,095,000
--------------------------------------------------------------------------------
Total Investments (Cost--$44,687,318)--98.1%  ................. 44,293,545
Other Assets Less Liabilities--1.9%                                855,209
                                                                -----------
Net Assets--Equivalent to $9.63 Per Share Based
  on 4,690,029 Shares of Beneficial Interest
  Outstanding--100.0% .........................................$45,148,754
                                                               ===========
================================================================================
*Certain US Government Agency Obligations are traded on a discount basis; the interest rate shown is the discount rate paid at the time of purchase by the Fund.

--------------------------------------------------------------------------------
TRUSTEES, OFFICERS AND PORTFOLIO MANAGER

Robert W. Crook*
 President & Trustee
 Senior Vice President,
  Merrill Lynch Asset Management, L.P.
A. Bruce Brackenridge
 Trustee
 Retired Group Executive,
  J.P. Morgan & Co. Inc.
Charles C. Cabot, Jr.
 Trustee
 Partner, Sullivan & Worcester
James T. Flynn
 Trustee
 Retired Chief Financial Officer,
  J.P. Morgan & Co., Inc.
Terry K. Glenn*
 Trustee
 Executive Vice President,
  Merrill Lynch Asset Management, L.P.
George W. Holbrook Jr.
 Trustee
 Managing Partner,
  Bradley Resources Company
W. Carl Kester
 Trustee
 MBA Class of 1958 Professor of Business
 Administration,
  Harvard University Graduate School of
  Business Administration

* May be deemed to be an "interested person" of the Fund as such term is defined in the Investment Company Act of 1940.


CUSTODIAN

State Street Bank and Trust Company
P.O. Box 351
Boston, Massachusetts 02101

William E. Aldrich
 Executive Vice President
Michael J. Brady
 Senior Vice President
William M. Breen
 Senior Vice President
James J. Fatseas
 Senior Vice President
Joseph T. Monagle Jr.
 Senior Vice President
William Wasel
 Senior Vice President
Karen D. Barbato
 Vice President
Ann Catlin
 Vice President
Charles O. Daly
 Vice President
Diana Frankland
 Vice President
Jay C. Harbeck
 Vice President and Portfolio Manager
Mark E. Maguire
 Vice President
Dianne F. McDonough
 Vice President
Patricia A. Schena
 Vice President
Barry F. X. Smith
 Vice President
Gerald M. Richard
 Treasurer
Jerry Weiss
 Secretary

TRANSFER AGENT
Merrill Lynch Financial Data Services, Inc.
4800 Deer Lake Drive East
Jacksonville, Florida 32246-6484
(800) 637-3863

[cover]

This report is not authorized for use as an offer of sale or a solicitation to buy shares of the Fund unless accompanied or preceded by the Fund's current prospectus. Past performance results shown in this report should not be considered a representation of future performance. Investment return and principal value of shares will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Statements and other information herein are as dated and are subject to change.

Merrill Lynch Intermediate
Government Bond Fund
Box 9011
Princeton, NJ
08543-9011                                             #IGB01-1/97


MERRILL LYNCH
INTERMEDIATE
GOVERNMENT
BOND FUND

[graphic of compasses]


Quarterly Report
January 31, 1997